Form 10-K
period 2006-12-31
GSAMP Trust 2006-HE6
filed 2007-03-30
CIK 1375055

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
UNITED STATES
FORM 10-K
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the fiscal year ended December 31, 2006
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from _____________ to _____________
333-132809-26
(Commission file number of Issuing Entity)
GSAMP Trust 2006-HE6
(Exact name of Issuing Entity)
GS Mortgage Securities Corp.
(Exact Name of Depositor as Specified in its Charter)
CREDIT-BASED ASSET SERVICING AND SECURITIZATION LLC
(Exact Name of Sponsor as Specified in its Charter)
04-3852261, 04-3852262, 04-3852263, 04-3852264, 04-3852265, 04-3852266, 04-3852267, 04-
3852268
(I.R.S. Employer Identification No. of Issuing Entity)
c/o U.S. Bank National Association
60 Livingston Avenue
New York
St. Paul, MN
(State or Other Jurisdiction (Address of Principal Executive Offices
of Issuing Entity)
of Issuing Entity)
651-495-3847
55107
(Telephone number,
(Zip Code of Issuing Entity)
including area code
of Issuing Entity)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the
Securities Act.
[ Yes] [X No]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[ Yes] [X No]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X Yes] [ No]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Not Applicable.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-
accelerated filer.
Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[ Yes] [X No]
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.
Not Applicable.
Documents incorporated by reference:
None
PART I
Item 1. Business.
Not Applicable.
Item 1A. Risk Factors.
Not Applicable.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Not Applicable.
Item 3. Legal Proceedings.
Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
Not Applicable.
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities.
Not Applicable.
Item 6. Selected Financial Data.
Not Applicable.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.
Not Applicable.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Not Applicable.
Item 8. Financial Statements and Supplementary Data.
Not Applicable.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Not Applicable.
Item 9A. Controls and Procedures.
Not Applicable.
Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance.
Not Applicable.
Item 11. Executive Compensation.
Not Applicable.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters.
Not Applicable.
Item 13. Certain Relationships, Related Transactions, and Director Independence.
Not Applicable.
Item 14. Principal Accounting Fees and Services.
Not Applicable.
SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL
INSTRUCTION J(2) TO FORM 10-K.
Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).
No single obligor represents 10% or more of the pool assets held by the issuing entity.
Item 1114(b)(2) and 1115(b) of Regulation AB. Significant Enhancement Provider Financial
Information
None.
Item 1117 of Regulation AB. Legal Proceedings.
None.
Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.
None, except as disclosed in the prospectus.
Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria
(a)
See Exhibit 33 and 34.
(b)
Material instance of noncompliance:
Litton Loan Servicing LP has complied, in all material respects, with the Applicable Servicing
Criteria, except as follows:
Reconciliations for Asset-Backed Securities Related Bank Account 1122(d)(2)(vii)(D)
Our investor bank account reconciliations included certain reconciling items that were not resolved within 90 calendar days of their original identification on eleven of sixty-three investor bank account reconciliations selected for testing. The sum of the reconciling items for those eleven reconciliations was $216,950.
Adjustments to Interest Rates for Pool Assets With Variables Rates 1122(d)(4)(ix)
Our testing of sixty-five adjustable rate mortgages revealed two instances where certain adjustable rate mortgages for which the interest rate reset in the servicing system did not agree to interest rates in the appropriate source index per the borrower's note documents. These were the result of incorrect information transferring from the prior servicer. Additionally, the same sixty-five mortgages selected for testing included one instance where the adjustable rate mortgage payment change date in the servicing system did not agree to the loan documents.
Item 1123 of Regulation AB. Servicer Compliance Statement.
See Exhibit 35
PART IV
Item 15. Exhibits, Financial Statement Schedules.
a) 1. Not Applicable.
2. Not Applicable.
3. Exhibit 4 Pooling and Servicing Agreement, dated as of September 1, 2006, by and among the
Company, as depositor, Litton Loan Servicing LP, as servicer, Credit-Based Asset Servicing and
Securitization LLC, as sponsor and U.S. Bank National Association, as trustee. (Filed as Exhibit 4 to
Form 8-k filed on October 2, 2006 and incorporated by reference herein.)
Exhibit 10.1 Mortgage Loan Purchase Agreement, dated as of September 14, 2006, between GS Mortgage
Securities Corp., as purchaser and Credit-Based Asset Servicing and Securitization LLC, as seller
(included as Exhibit P-1 to Exhibit 4 to Form 8-k filed on October 2, 2006 and incorporated by reference herein.)
Exhibit 10.2 Mortgage Loan Purchase and Warranties Agreement, dated as of September 14, 2006, between the Goldman Sachs Mortgage Company, as seller and Credit-Based Asset Servicing and Securitization
LLC, as purchaser (included as Exhibit P-2 to Exhibit 4 to Form 8-k filed on October 2, 2006 and incorporated by reference herein.)
Exhibit 10.3 Confirmation, dated as of September 14, 2006, by and between Barclays Bank PLC, the cap provider, and U.S. Bank National Association, the trustee (included as Exhibit Q to Exhibit 4 to Form
8-k filed on October 2, 2006 and incorporated by reference herein.)
Exhibit 10.4 Confirmation, dated as of September 14, 2006, by and between Barclays Bank PLC, the swap provider, and U.S. Bank National Association, the trustee (included as Exhibit Q to Exhibit 4 to Form
8-k filed on October 2, 2006 and incorporated by reference herein.)
Exhibit 10.5 Credit Support Annex, dated as of September 14, 2006, by and between Barclays Bank PLC, the swap provider, and U.S. Bank National Association, the trustee (included as Exhibit Q to Exhibit 4 to
Form 8-k filed on October 2, 2006 and incorporated by reference herein.)
Exhibit 10.6 ISDA Master Agreement, dated as of September 14, 2006, by and between Barclays Bank PLC, the swap provider, and U.S. Bank National Association, the trustee (included as Exhibit Q to Exhibit 4 to Form 8-k filed on October 2, 2006 and incorporated by reference herein.)
Exhibit 10.7 Schedule to the Master Agreement, dated as of September 14, 2006, by and between Barclays
Bank PLC, the swap provider, and U.S. Bank National Association, the trustee (included as Exhibit Q to Exhibit 4 to Form 8-k filed on October 2, 2006 and incorporated by reference herein. )
Exhibit 10.8 Custodial Agreement, dated as of September 1, 2006, by and among U.S. Bank National
Association, as trustee, Litton Loan Servicing, LP, as servicer and The Bank of New York, as custodian
(included as Exhibit R to Exhibit 4 to Form 8-k filed on October 2, 2006 and incorporated by reference herein.)
Exhibit 31 302 Sarbanes-Oxley Certification
Exhibit 33 Item 1122 Compliance with Applicable Servicing Criteria - Assessments
33.1) Litton Loan Servicing LP, as Servicer
33.2) U.S. Bank National Association, as Trustee
33.3) The Bank of New York, as Custodian
Exhibit 34 Item 1122 Compliance with Applicable Servicing Criteria - Attestations
34.1) Litton Loan Servicing LP, as Servicer
34.2) U.S. Bank National Association, as Trustee
34.3) The Bank of New York, as Custodian
Exhibit 35 Item 1123 Servicer Compliance Statement
a) Litton Loan Servicing LP, as Servicer
b) See 15(a)(3)
c) Not Applicable.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GSAMP Trust 2006-HE6
by: Litton Loan Servicing LP, as Servicer
By (Signature and Title): /s/: Elizabeth Folk
Elizabeth Folk
Senior Vice President and Chief Financial Officer
(senior officer in charge of the servicing function of the servicer)
Date: March 30, 2007
Supplemental information to be furnished with reports filed pursuant to section 15(d)
of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.
No annual report, proxy statement, form of proxy or other proxy solicitating material has been sent to certificateholders, and the registrant does not presently contemplate sending any such materials subsequent to the filing of this report.
EXHIBIT INDEX
EXHIBIT DESCRIPTION
Exhibit 4 Pooling and Servicing Agreement, dated as of September 1, 2006, by and among the
Company, as depositor, Litton Loan Servicing LP, as servicer, Credit-Based Asset Servicing and
Securitization LLC, as sponsor and U.S. Bank National Association, as trustee. (Filed as Exhibit 4 to
Form 8-k filed on October 2, 2006 and incorporated by reference herein.)
Exhibit 10.1 Mortgage Loan Purchase Agreement, dated as of September 14, 2006, between GS Mortgage
Securities Corp., as purchaser and Credit-Based Asset Servicing and Securitization LLC, as seller
(included as Exhibit P-1 to Exhibit 4 to Form 8-k filed on October 2, 2006 and incorporated by reference herein.)
Exhibit 10.2 Mortgage Loan Purchase and Warranties Agreement, dated as of September 14, 2006, between the Goldman Sachs Mortgage Company, as seller and Credit-Based Asset Servicing and Securitization
LLC, as purchaser (included as Exhibit P-2 to Exhibit 4 to Form 8-k filed on October 2, 2006 and incorporated by reference herein.)
Exhibit 10.3 Confirmation, dated as of September 14, 2006, by and between Barclays Bank PLC, the cap provider, and U.S. Bank National Association, the trustee (included as Exhibit Q to Exhibit 4 to Form
8-k filed on October 2, 2006 and incorporated by reference herein.)
Exhibit 10.4 Confirmation, dated as of September 14, 2006, by and between Barclays Bank PLC, the swap provider, and U.S. Bank National Association, the trustee (included as Exhibit Q to Exhibit 4 to Form
8-k filed on October 2, 2006 and incorporated by reference herein.)
Exhibit 10.5 Credit Support Annex, dated as of September 14, 2006, by and between Barclays Bank PLC, the swap provider, and U.S. Bank National Association, the trustee (included as Exhibit Q to Exhibit 4 to
Form 8-k filed on October 2, 2006 and incorporated by reference herein.)
Exhibit 10.6 ISDA Master Agreement, dated as of September 14, 2006, by and between Barclays Bank PLC, the swap provider, and U.S. Bank National Association, the trustee (included as Exhibit Q to Exhibit 4 to Form 8-k filed on October 2, 2006 and incorporated by reference herein.)
Exhibit 10.7 Schedule to the Master Agreement, dated as of September 14, 2006, by and between Barclays
Bank PLC, the swap provider, and U.S. Bank National Association, the trustee (included as Exhibit Q to Exhibit 4 to Form 8-k filed on October 2, 2006 and incorporated by reference herein.)
Exhibit 10.8 Custodial Agreement, dated as of September 1, 2006, by and among U.S. Bank National
Association, as trustee, Litton Loan Servicing, LP, as servicer and The Bank of New York, as custodian
(included as Exhibit R to Exhibit 4 to Form 8-k filed on October 2, 2006 and incorporated by reference herein.)
Exhibit 31 302 Sarbanes-Oxley Certification
Exhibit 33 Item 1122 Compliance with Applicable Servicing Criteria - Assessments
33.1) Litton Loan Servicing LP, as Servicer
33.2) U.S. Bank National Association, as Trustee
33.3) The Bank of New York, as Custodian
Exhibit 34 Item 1122 Compliance with Applicable Servicing Criteria - Attestations
34.1) Litton Loan Servicing LP, as Servicer
34.2) U.S. Bank National Association, as Trustee
34.3) The Bank of New York, as Custodian
Exhibit 35 Item 1123 Servicer Compliance Statement
a) Litton Loan Servicing LP, as Servicer